Form 10-K
period 2006-12-31
WACHOVIA ASSET SECURITIZATION INC 2003-HE2 TRUST
filed 2007-03-30
CIK 1249204

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
For the fiscal year ended December 31, 2006
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
March 30 , 2007
John M. Gordon
Vice President
Wachovia Bank, National Association
Name:
Title:
As Servicer
Item 14. Principal Accounting Fees and Services.
Not Applicable.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2006
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2006
99.3 Annual Statement as to Compliance for the year ended December 31, 2006
a) Wachovia Bank, National Association, as Servicer
a) Wachovia Bank, National Association, as Servicer
a) Wachovia Bank, National Association, as Servicer
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2006
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2006
99.3 Annual Statement as to Compliance for the year ended December 31, 2006
a) Wachovia Bank, National Association, as Servicer
a) Wachovia Bank, National Association, as Servicer
a) Wachovia Bank, National Association, as Servicer