Form 10-K
period 2007-12-31
WACHOVIA ASSET SECURITIZATION INC 2003-HE2 TRUST
filed 2008-03-31
CIK 1249204

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
For the fiscal year ended December 31, 2007
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
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Sponsor as Specified in its Charter)
Wachovia Bank, National Association
c/o Wachovia Bank, N.A., 301 South College Street
Charlotte, NC
fka Wachovia Asset Securitization, Inc
(Exact Name of Depositor as Specified in its Charter)
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
To the best knowledge of the Certificate Administrator, there is no established public trading market for the Bonds. As of the date hereof, Cede Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.
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
None.
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuing entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:
Dated:
/s/ Bridget Nelson
March 31 , 2008
Bridget Nelson
Senior Vice President
Wachovia Bank, National Association
Name:
Title:
As Servicer
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2007*
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2007*
99.3 Annual Statement as to Compliance for the year ended December 31, 2007
* Our Independent Accountants are still preparing their report.
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2007*
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2007*
99.3 Annual Statement as to Compliance for the year ended December 31, 2007
* Our Independent Accountants are still preparing their report.