Form 10-K/A
period 2007-12-31
WACHOVIA ASSET SECURITIZATION INC 2003-HE2 TRUST
filed 2008-07-30
CIK 1249204

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K/A
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
(Exact Name of Depositor as Specified in its Charter)
EXPLANATORY NOTE
Wachovia Asset Securitization, Inc. Asset-Backed Certificates, Series 2003-HE2 is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2007 (i) to file (a) as Exhibit 99.1, the Independent Accountant's Report for
the year ended December 31, 2007 (the "Accountant's Report") and (b) as Exhibit 99.2, the related Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2007 (the "Management Assertion"), and (ii)
to revise (a) the signature block of Bridget Nelson to the Form 10-K and (b) the certification of Bridget Nelson attached as
Exhibit 31.1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations.
The registrant does not believe that the above noted items, which were disclosed as material noncompliance, have or will have a material impact on noteholders.
Certain mortgage payments were not properly allocated to principal and interest in accordance with the mortgagor's loan documents as the interest rates were set up incorrectly at loan origination.
Mortgage Payments Allocation of Principal and Interest (II.3)
With regard to the matters addressed in clauses (i)(a) and (b) above, as of and for the year ended December 31, 2007, the
Retail Credit Operations Division of Wachovia Bank, National Association, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers, relating to its servicing of prime equity lines (home equity lines of credit), pursuant to the respective Sales and
Servicing Agreements for the several Trusts identified in each of the Management Assertion and the Accountant's Report filed herewith (collectively, the "Trusts"), except for minimum servicing standards I.2, I.4, III.3, III.4, III.6, V.3, and V.4, which management has determined to be inapplicable to the servicing of the Trusts, and minimum servicing standards II.3, II.4, and
V.2 as explained below, which have been disclosed as material noncompliance.
Mortgage Payments Loan Payoffs (II.4)
Mortgagor Loan Accounting Adjustments on ARM loans (V.2)
-
Certain mortgage payments identified as loan payoffs were not allocated in accordance with the mortgagor's loan documents as the interest rates were set up incorrectly at loan origination.
-
Certain adjustments on ARM loans were not computed based on the related mortgage note and related ARM rider as the interest rates were set up incorrectly at loan origination.
-
This Form 10-K/A does not otherwise amend the Form 10-K.
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
By:
Dated:
/s/ Bridget Nelson
July 23, 2008
Bridget Nelson
Senior Vice President
Wachovia Bank, National Association
Name:
Title:
As Servicer
(senior officer in charge of the servicing function)
Item 14. Principal Accounting Fees and Services.
Not Applicable.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2007
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2007
99.3 Annual Statement as to Compliance for the year ended December 31, 2007
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2007
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2007
99.3 Annual Statement as to Compliance for the year ended December 31, 2007